Form 10-K
period 2008-12-31
American Express Receivables Financing CORP V LLC; American Express Issuance Trust
filed 2009-03-31
CIK 1311824, 1330769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
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
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
>Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions
Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria
Item 1123 of Regulation AB: Servicer Compliance Statement
PART IV
SIGNATURES
EXHIBIT INDEX
EX-31.1: CERTIFICATION
EX-33.1: REPORT ON ASSESSMENT OF COMPLIANCE
EX-33.2: REPORT ON ASSESSMENT OF COMPLIANCE
EX-33.3: REPORT ON ASSESSMENT OF COMPLIANCE
EX-34.1: ATTESTATION REPORT OF PRICEWATERHOUSECOOPERS LLP
EX-34.2: ATTESTATION REPORT OF KPMG
EX-34.3: ATTESTATION REPORT OF KPMG
EX-35.1: SERVICER COMPLIANCE STATEMENT
EX-35.2: SERVICER COMPLIANCE STATEMENT
EX-35.3: SERVICER COMPLIANCE STATEMENT
EX-35.4: SERVICER COMPLIANCE STATEMENT
EX-35.5: SERVICER COMPLIANCE STATEMENT
EX-35.5.1: SERVICER COMPLIANCE STATEMENT

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
Item 1117 of Regulation AB: Legal proceedings.
     American Express Company and its affiliates (collectively, “American Express”), including the servicer and the account owners, are, from time to time, subject to various pending or threatened legal proceedings arising out of their card origination, servicing and merchant network services activities. The potential effect of these lawsuits on the notes issued by the Trust cannot be predicted at this time. American Express has been named in a number of purported class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between American Express’ charge cards, on the one hand, and its credit cards and debit cards, on the other, in violation of various state and federal laws. The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. With the exception of one case pending in California, the cases have been consolidated under the caption “In re American Express Merchants’ Litigation” in the U.S. District Court for the Southern District of New York. American Express filed a motion to dismiss all of the actions that were filed in the Southern District of New York prior to April 30, 2004, and, with respect to the case pending in California, to stay the action pending resolution of the motion to dismiss. On March 15, 2006, the Court granted American Express’ motion, with the Court finding the claims of those merchants whose card acceptance agreement contained an arbitration clause to be subject to arbitration. That decision has been appealed. American Express also filed a motion to dismiss an action filed in the Southern District of New York in July 2004, which motion was denied in July 2005. On October 1, 2007, the plaintiffs in such action filed a motion seeking certification of a class, which American Express has opposed. Each of American Express and the plaintiffs also have moved for summary judgment in their favor in such action. Additionally, claims have been filed against American Express challenging contract provisions that prohibit merchants from attempting to switch cardmembers to other forms of payment and that prohibit merchants from discriminating against the American Express Card by placing restrictions on card use (such as surcharging) that are not placed on cards issued by competitors. These claims are also pending in the U.S. District Court for the Southern

District of New York, and the plaintiffs in these actions have agreed that a stay would be imposed with regard to their respective actions pending the outcome of the appeal of the March 15th arbitration ruling referenced above. In addition, several claims have also been filed in the U.S. District Court for the Eastern District of New York alleging that American Express “anti-steering” rules found in its merchant acceptance agreements violate federal antitrust laws. The plaintiffs filed these actions as being “related to” an action filed in the Eastern District against Visa, MasterCard and certain others (but not American Express).
     During the last few years as regulatory interest in credit card network pricing to merchants and related issues has increased, the Company has responded to many inquiries from banking and competition authorities throughout the world. On October 14, 2008, the Company received a Civil Investigative Demand (CID), dated October 10, 2008, from the Antitrust Division of the United States Department of Justice (DOJ). A CID is a request for information in the course of a civil investigation and does not constitute the commencement of legal proceedings. The DOJ is permitted by statute to issue a CID to anyone whom it believes may have information relevant to an investigation. The receipt of a CID does not presuppose that there is probable cause to believe that a violation of the antitrust laws has occurred or that a formal complaint ultimately will be filed. The DOJ has requested the production of documents and information regarding the Company’s policies relating to merchant surcharging and its “anti-steering” policies that prohibit merchants from discriminating against the Card in favor of other forms of payment. The Company intends to cooperate with the DOJ’s request.
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
Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.
     Each of American Express Travel Related Services Company, Inc. (“TRS”), for itself and on behalf of its wholly-owned subsidiaries, Amex Card Services Company (“ACSC”), and Regulus Group LLC, for itself and its wholly-owned subsidiaries (“Regulus”) and The Bank of New York Mellon (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the American Express Issuance Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of and for the year ended December 31, 2008, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.
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
Exceptions
     Except as disclosed below, no Report on Assessment or related Attestation Report has identified any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant. In addition, no Report on Assessment or related Attestation Report has identified any material deficiency in such Servicing Participant’s policies and procedures to monitor vendor compliance.
     The Bank of New York Mellon: The Bank of New York Mellon’s Report on Assessment and related Attestation Report have identified material noncompliance with one servicing criterion applicable to The Bank of New York Mellon. Specifically, with regard to servicing criterion 1122(d)(2)(i) (which contemplates that payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts within the time frames specified in the transaction agreements), certain payments on pool assets were not deposited into the appropriate segregated custodial bank account within the timeframe required by the related transaction documents. The Bank of New York Mellon indicates that the segregated account relating to each specified series of securities was in existence prior to the time deposits were to be made into such account but such account was not utilized in all instances by the trustee as stated above.
     The Bank of New York Mellon further indicates in its Report on Assessment that (i) payments related to each specified series of securities were timely remitted to the investors in such series, and (ii) existing procedures have been reviewed with staff to enable future payments to be deposited into the segregated account for each specified series within the applicable timeframes. We have not independently verified the accuracy of The Bank of New York Mellon’s assertions or the adequacy of its remediation efforts.
Platform Level Reports
     Regulations of the Securities and Exchange Commission (the “SEC”) require that each Servicing Participant complete a Report on Assessment at a “platform” level, meaning that the transactions covered by the Report on Assessment should include all asset-backed securities transactions involving such Servicing Participant that are backed by the same asset type. During 2008, TRS’ proprietary facilities conducted paper payment remittance processing services and performed billing dispute services. Regulus also performed paper payment remittance processing services at three locations in the United States. As a remittance processor, Regulus is responsible for, among other services, transmitting payment information to TRS, which TRS in turn uses to update its account obligor records. In its Report on Assessment attached as Exhibit 33.2 to this Form 10-K, Regulus defines its platform to include (i) remittance processing services it provides to customers who are issuers or servicers of asset backed securities transactions and (ii) who have requested confirmation of Regulus’ compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions. In addition, eFunds Corporation also performs billing disputes services at its Gurgaon and Mumbai, India sites. Within guidelines prescribed by TRS, eFunds Corporation is responsible for all aspects of billing disputes, from front end capture of information to the resolution of disputes between cardmembers and merchants. The Bank of New York Mellon is Indenture Trustee of the Trust. In its Report on Assessment attached as Exhibit 33.3 to this

Form 10-K, The Bank of New York Mellon defines its platform to include (i) publicly issued asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006), and (ii) for which The Bank of New York Mellon provides trustee, securities administration, or paying agent services, other than residential mortgage-backed securities and other mortgage-related asset-backed securities.
None of TRS or the Trust is an affiliate of Regulus or The Bank of New York Mellon.
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

AMERICAN EXPRESS ISSUANCE TRUST

By:	AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION V LLC, Depositor

	By:	/s/ Anderson Y. Lee
Name: Anderson Y. Lee
Title: Vice President and Treasurer (senior officer in charge of securitization)
Dated: March 31, 2009

EXHIBIT INDEX
The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (* indicates exhibits electronically filed herewith).
3.1	Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation V LLC (incorporated by reference to Exhibit 3.1 on Form S-3/A, filed June 24, 2005, File No. 333-121895-02).

4.1	American Express Issuance Trust Amended and Restated Receivables Purchase Agreement, dated as of January 24, 2007, between American Express Centurion Bank and American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.1 on Form 8-K, filed February 8, 2007, File No. 333-121895-02).

4.2	American Express Issuance Trust Receivables Purchase Agreement, dated as of May 19, 2005, between American Express Centurion Bank and American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.1 on Form S-3/A, filed June 24, 2005, File No. 333-121895-02).

4.3	American Express Issuance Trust Amended and Restated Receivables Purchase Agreement, dated as of January 24, 2007, between American Express Bank, FSB and American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.2 on Form 8-K, filed February 8, 2007, File No. 333-121895-02).

4.4	American Express Issuance Trust Receivables Purchase Agreement, dated as of May 19, 2005, between American Express Bank, FSB and American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.2 on Form S-3, filed June 24, 2005, File No. 333-121895-02).

4.5	American Express Issuance Trust Receivables Purchase Agreement, dated as of May 19, 2005, between American Express Travel Related Services Company, Inc. and American Express Receivables Financing Corporation V LLC (incorporated by reference to Exhibit 4.3 of Registration Statement on Form S-3, filed June 24, 2005, File No. 333-121895-02).

4.6	American Express Issuance Trust Amended and Restated Trust Agreement, dated as of November 1, 2007, between American Express Receivables Financing Corporation V LLC and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 of Form 8-K, filed November 6, 2007, File No. 333-121895-02).

4.7	American Express Issuance Trust Trust Agreement, dated as of May 18, 2005, between American Express Receivables Financing Corporation V LLC, as beneficiary and transferor, and Wilmington Trust Company (incorporated by reference to Exhibit 4.4 on Form S-3/A, filed June 24, 2005, File No. 333-121895-02).

4.8	Amended and Restated Transfer and Servicing Agreement, dated as of November 1, 2007, among American Express Receivables Financing Corporation V LLC, as transferor, American Express Travel Related Services Company, Inc., as servicer and administrator, the American Express Issuance Trust, as issuer, and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.2 on Form 8-K, filed November 6, 2007, File No. 333-121895-02).

4.9	Transfer and Servicing Agreement, dated as of May 19, 2005, among American Express Receivables Financing Corporation V LLC, as transferor, American Express Travel Related Services Company, Inc., as servicer and administrator, the American Express Issuance Trust, as issuer, and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.5 on Form S-3/A, filed June 24, 2005, File No. 333-121895-02).

4.10	Amended and Restated Indenture, dated as of November 1, 2007, between the American Express Issuance Trust, as issuer, and The Bank of New York, as indenture trustee and as securities intermediary (incorporated by reference to Exhibit 4.3 on Form 8-K, filed November 6, 2007, File No. 333-121895-02).

4.11	Indenture, dated as of May 19, 2005, between the American Express Issuance Trust, as issuer, and The Bank of New York, as indenture trustee and as securities intermediary (incorporated by reference to Exhibit 4.5 on Form S-3/A, filed June 24, 2005, File No. 333-121895-02).

4.12	Series 2005-1 Indenture Supplement, dated as of September 16, 2005, to Indenture, dated as of May 19, 2005 (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the American Express Issuance Trust on September 19, 2005, File No. 333-121895-02).

4.13	Series 2005-2 Indenture Supplement, dated as of September 16, 2005, to Indenture, dated as of May 19, 2005 (incorporated by reference to Exhibit 4.2 to Form 8-K filed by the American Express Issuance Trust on September 19, 2005, File No. 333-121895-02).

4.14	Series 2007-1 Indenture Supplement, dated as of November 1, 2007, to Amended and Restated Indenture, dated as of November 1, 2007 (incorporated by reference to Exhibit 4.4 on Form 8-K, filed November 6, 2007, File No. 333-121895-02).

4.15	Series 2007-2 Indenture Supplement, dated as of November 1, 2007, to Amended and Restated Indenture, dated as of November 1, 2007 (incorporated by reference to Exhibit 4.5 on Form 8-K, filed November 6, 2007, File No. 333-121895-02).

4.16	Amendment to Indenture Supplements, dated as of March 5, 2008, between American Express Issuance Trust, as issuer, and The Bank of New York, as indenture trustee and initial securities intermediary (incorporated by reference to Exhibit 4.1 of Form 8-K, filed March 14, 2008, File No. 333-121895-02).

4.17	Amendment to Indenture Supplements, dated as of February 11, 2009, between American Express Issuance Trust, as issuer, and The Bank of New York Mellon, as indenture trustee and initial securities intermediary (incorporated by reference to Exhibit 4.1 of Form 8-K, filed February 12, 2008, File No. 333-121895-02).

4.18	Series 2008-1 Indenture Supplement, dated as of April 3, 2008, to Amended and Restated Indenture, dated as of November 1, 2007 (incorporated by reference to Exhibit 4.1 on Form 8-K, filed April 3, 2008, File No. 333-121895-02).

4.19	Series 2008-2 Indenture Supplement, dated as of August 7, 2008, to Amended and Restated Indenture, dated as of November 1, 2007 (incorporated by reference to Exhibit 4.1 on Form 8-K, filed August 7, 2008, File No. 333-121895-02).

31.1*	Certification of Anderson Y. Lee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from January 1, 2008 to and including December 31, 2008.

33.1*	Report on Assessment of Compliance with Servicing Criteria of American Express Travel Related Services Company, Inc. and Amex Card Services Company.

33.2*	Report on Assessment of Compliance with Servicing Criteria of Regulus Group LLC.

33.3*	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon.

34.1*	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to American Express Travel Related Services Company, Inc. and Amex Card Services Company.

34.2*	Attestation Report of KPMG on Assessment of Compliance with Servicing Criteria relating to Regulus LLC.

34.3*	Attestation Report of KPMG on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.

35.1*	Servicer Compliance Statement of American Express Travel Related Services Company, Inc.

35.2*	Servicer Compliance Statement of Amex Card Services Company.

35.3*	Servicer Compliance Statement of Regulus West LLC.

35.4*	Servicer Compliance Statement of American Express Centurion Bank.

35.5*	Servicer Compliance Statement of American Express Bank, FSB.

35.5.1*	Servicer Compliance Statement of American Express Bank, FSB.

99.1	Remittance Processing Services Agreement between American Express Travel Related Services Company, Inc. and Regulus West LLC, dated as of October 25, 1999 (incorporated by reference to Exhibit 4.10 on Form S-3/A, filed March 2, 2006, File No. 333-130522).

99.2	Supplemental Servicing Agreement between American Express Travel Related Services Company, Inc. and American Express Centurion Bank, American Express Bank, FSB and American Express Receivables Financing Corporation V LLC, dated as of May 19, 2005 (incorporated by reference to Exhibit 4.8 on Form S-3/A, filed March 23, 2006, File No. 333-130522).

99.3	Amendment Agreement Number FLL-05-6-MP01-04, dated as of March 22, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10.1 on Form S-3/A, filed March 23, 2006, File No. 333-130522).

99.4	Form of Subservicing Agreement between American Express Travel Related Services Company, Inc. and Amex Card Services Company (incorporated by reference to Exhibit 4.11 on Form S-3/A, filed March 23, 2006, File No. 333-130522).

99.5	Amendment Agreement Number FLL-05-6-MP01-05, dated as of March 29, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10.2 on Form S-3/A, filed March 31, 2006, File No. 333-130522).

99.6	Assignment No. 2 of Receivables in Aggregate Addition Accounts included in American Express Issuance Trust, dated as of November 21, 2008, between American Express Receivables Financing Corporation V LLC, as transferor, and American Express Issuance Trust (incorporated by reference to Exhibit 99.01 on Form 8-K, filed December 1, 2008, File No. 333-121895-02).

99.7	Assignment No. 3 of Receivables in Aggregate Addition Accounts included in American Express Issuance Trust, dated as of January 21, 2009 between American Express Receivables Financing Corporation V LLC, as transferor, and American Express Issuance Trust (incorporated by reference to Exhibit 99.01 on Form 8-K, filed January 28, 2009, File No. 333-121895-02).