Form 10-K
period 2011-12-31
American Express Receivables Financing CORP V LLC; American Express Issuance Trust
filed 2012-03-20
CIK 1311824, 1330769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition period

Commission File Number of Issuing Entity: 333-158295-01

AMERICAN EXPRESS ISSUANCE TRUST

(Issuing Entity in respect of the Notes)

AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION V LLC

(Exact name of Depositor as specified in its Charter)

AMERICAN EXPRESS TRAVEL RELATED SERVICES COMPANY, INC.

(Exact name of Sponsor as specified in its Charter)

Delaware	Not Applicable
(State or other Jurisdiction of Incorporation or Organization of the Issuing Entity)	(I.R.S. Employer Identification Number of the Issuing Entity)

c/o Wilmington Trust Company
1100 North Market Street Wilmington, Delaware	19890
(Address of the Principal Executive Offices of the Issuing Entity)	(Zip Code of the Issuing Entity)

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

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1. Business.

Item 1A. Risk Factors.

Item 2. Properties.

Item 3. Legal Proceedings.

Item 4. Mine Safety Disclosures.

Item 1B. Unresolved Staff Comments.

Not Applicable.

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

Item 1117 of Regulation AB: Legal proceedings.

American Express Company and its subsidiaries (“American Express”) are involved in a number of legal and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of their respective business activities.

Since July 2003, American Express has been named in a number of putative class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between certain of American Express’ charge cards and credit cards in violation of various state and federal laws. These cases have all been consolidated in the United States District Court for the Southern District of New York under the caption: In re American Express Merchants’ Litigation. A case making similar allegations was also filed in the Southern District of New York in July 2004 captioned: The Marcus Corporation v. American Express Company et al. The Marcus case is not consolidated. The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. In April 2004, American Express filed a motion to dismiss all the actions filed prior to the date of its motion. In March 2006, that motion was granted, with the court finding the claims of the plaintiffs to be subject to arbitration. The plaintiffs appealed the District Court’s arbitration ruling and in January 2009, the United States Court of Appeals for the Second Circuit reversed the District Court. American Express filed with the United States Supreme Court a petition for a writ of certiorari from the Second Circuit’s arbitration ruling. In May 2010, the Supreme Court granted American Express’ petition, vacated the judgment of the Second Circuit and remanded the case back to the Second Circuit for further consideration. On March 8, 2011, the Second Circuit again reversed the District Court, and reaffirmed its prior reasoning in doing so notwithstanding the Supreme Court’s vacatur and remand of the decision. American Express thereafter filed a motion with the Second Circuit requesting that the court stay issuance of the mandate remanding the matter to the District Court pending a petition for writ of certiorari to the United States Supreme Court. On April 4, 2011, the Second Circuit granted American Express’ motion to stay the issuance of the mandate. On May 9, 2011, the Second Circuit requested additional briefing from the parties concerning how the decision by the United States Supreme Court in AT&T Mobility LLC v. Concepcion applies to this case. That briefing was submitted on June 3, 2011. On August 1, 2011, the Second Circuit issued an order stating that it was sua sponte considering rehearing. On February 1, 2012, the Second Circuit again reversed the District Court, and reaffirmed its prior reasoning in doing so notwithstanding the decision by the United States Supreme Court in AT&T Mobility LLC v. Concepcion. On February 14, 2012, American Express petitioned the Second Circuit for rehearing en banc.

In October 2007, The Marcus Corporation filed a motion seeking certification of a class. In September 2008, American Express moved for summary judgment seeking dismissal of The Marcus Corporation’s complaint, and The Marcus Corporation cross-moved for partial summary judgment on the issue of liability. In March 2009, the court denied the plaintiffs’ motion for class certification, without prejudicing their right to remake such a motion upon resolution of the pending summary judgment motions. A case captioned Hayama Inc. v. American Express Company et al., which makes similar allegations as those in the actions described above, was filed and remains in the Superior Court of California, Los Angeles County (filed December 2003). American Express continues to request that the California Superior Court stay such action. To date the Hayama action has been stayed.

In February 2009, an amended complaint was filed in In re American Express Merchants’ Litigation. The amended complaint contains a single count alleging a violation of federal antitrust laws through an alleged unlawful tying of: (a) corporate, small business and/or personal charge card services; and (b) Blue, Costco and standard GNS credit card services. In addition, in February 2009, a new complaint making the same allegations as made in the amended complaint filed in In re American Express Merchants’ Litigation was also filed in the United States District Court for the Southern District of New York. That new case is captioned Greenporter LLC and Bar Hama LLC, on behalf of themselves and all others similarly situated v. American Express Company and American Express Travel Related Services Company, Inc. Proceedings in the Greenporter action and on the amended complaint filed in In re American Express Merchants’ Litigation have been held in abeyance pending the disposition of the motions for summary judgment in the Marcus case.

Since August 2005, American Express has been named in a number of putative class actions alleging that American Express’ “anti-steering” policies and contractual provisions violate United States antitrust laws. Those cases were consolidated in the United States District Court for the Southern District of New York under the caption In re American Express Anti-Steering Rules Antitrust Litigation. The plaintiffs’ complaint in that consolidated action seeks injunctive relief and unspecified damages. These plaintiffs agreed that a stay would be imposed with regard to their respective actions pending the appeal of the court’s arbitration ruling discussed above. Given the 2009 ruling of the Second Circuit (described above in connection with In re American Express Merchants’ Litigation), the stay was lifted, and American Express’ response to the complaint was filed in April 2009. In July 2010 the court entered an order partially staying the case pending the Second Circuit’s arbitration ruling (following the 2010 remand by the Supreme Court described above in connection with In re American Express Merchants’ Litigation). In June 2010, the attorneys representing the plaintiffs in In re American Express Anti-Steering Rules Antitrust Litigation filed an action making similar allegations captioned National Supermarkets Association v. American Express and American Express Travel Related Services. Upon filing, the plaintiffs designated that case as “related” to In re American Express Anti-Steering Rules Antitrust Litigation. That case had been partially stayed pending the Second Circuit’s arbitration ruling referenced above.

In June 2008, five separate lawsuits were filed against American Express Company in the United States District Court for the Eastern District of New York alleging that American Express’ “anti-steering” provisions in its merchant acceptance agreements with the merchant plaintiffs violate federal antitrust laws. As alleged by the plaintiffs, these provisions prevent merchants from offering consumers incentives to use alternative forms of payments when consumers wish to use an American Express-branded card. The five suits were filed by each of Rite-Aid Corp., CVS Pharmacy Inc., Walgreen Co., Bi-Lo LLC, and H.E. Butt Grocery Company. The plaintiff in each action seeks damages and injunctive relief. American Express filed its answer to these complaints and also filed a motion to dismiss these complaints as time barred. The court denied American Express’ motion to dismiss the complaints in March 2010. On October 1, 2010, the parties to these actions agreed to stay all proceedings pending related mediations, and Magistrate Judge Ramon E. Reyes entered an order staying these actions on October 18, 2010. The parties have since notified the court that those mediations have reached impasses. On January 21, 2011, the following parties filed lawsuits making similar allegations that American Express’ “anti-steering” provisions violate antitrust laws: Meijer, Inc., Publix Super Markets, Inc., Raley’s Inc., Supervalu, Inc., The Kroger Co., Safeway, Inc., Ahold U.S.A., Inc., Albertson’s LLC, Hy-Vee, Inc., and The Great Atlantic & Pacific Tea Company, Inc.

In November 2010, two putative class action complaints making allegations similar to those in In re American Express Anti-Steering Rules Antitrust Litigation were filed in the United States District Court for the Eastern District of New York by Firefly Air Solutions, LLC d/b/a 128 Café and Plymouth Oil Corp. d/b/a Liberty Gas Station. In addition, in December 2010, a putative class action complaint making similar allegations, and seeking certification of a Wisconsin-only class, was filed by Treehouse Inc. d/b/a Treehouse Gift & Home in the United States District Court for the Western District of Wisconsin. In January 2011, a putative class complaint, captioned Il Forno v. American Express Centurion Bank, seeking certification of a California-only class and making allegations similar to those in In re American Express Anti-Steering Rules Antitrust Litigation, was filed in United States District Court for the Central District of California. These matters also had been partially stayed pending the Second Circuit’s arbitration decision in the action captioned In re American Express Merchants’ Litigation. After the partial stay was lifted, plaintiffs filed a Consolidated Class Complaint making similar allegations to the prior class allegations in the various class complaints, but dropping certain merchants as plaintiffs. After this complaint was filed, the court again partially stayed these matters on May 18, 2011 in light of the Second Circuit’s stay of the issuance of the mandate in the action captioned In re American Express Merchants’ Litigation.

On February 7, 2011, in response to a transfer motion filed by the plaintiffs in the Plymouth Oil action discussed above, the United States Judicial Panel on Multi-District Litigation entered an order centralizing the following actions discussed above in the Eastern District of New York for coordinated or consolidated pretrial proceedings before the Honorable Nicholas G. Garaufis: (a) the putative class action that had been previously pending in the Southern District of New York captioned In re American Express Anti-Steering Rules Antitrust Litigation; (b) the putative class actions already pending in the Eastern District of New York filed by Firefly Air Solutions, LLC and by Plymouth Oil Corp.; and (c) the individual merchant suits already pending in the Eastern District of New York. On February 15, 2011, the United States Judicial Panel on Multi-District Litigation issued a conditional transfer order centralizing the related putative class actions pending in the Central District of California and Western District of Wisconsin before Judge Garaufis in the Eastern District of New York, and those actions have been centralized before Judge Garaufis for all pre-trial purposes. These consolidated matters are being coordinated with the action brought by the DOJ and certain states that is also pending in the Eastern District of New York against American Express relating to the non-discrimination provisions in its merchant agreements, which case is described above.

During the last few years as regulatory interest in credit card network pricing to merchants and related issues has increased, American Express Company and its affiliates (collectively, “American Express”) have responded to many inquiries from banking and competition authorities throughout the world.

On October 4, 2010, the DOJ, along with Attorneys General from Connecticut, Iowa, Maryland, Michigan, Missouri, Ohio and Texas, filed a complaint in the U.S. District Court for the Eastern District of New York against American Express, MasterCard International Incorporated and Visa, Inc., alleging a violation of Section 1 of the Sherman Antitrust Act. The complaint alleges that the defendants’ policies prohibiting merchants from steering a customer to use another network’s card, another type of card or another method of payment (“anti-steering” and “non-discrimination” rules and contractual provisions) violate the antitrust laws. The complaint alleges that the defendants participate in two distinct markets, a “General Purpose Card network services market,” and a “General Purpose Card network services market for merchants in travel and entertainment (“T&E”) businesses.” The complaint contends that each of the defendants has market power in the alleged two markets. The complaint seeks a judgment permanently enjoining the defendants from enforcing their anti-steering and non-discrimination rules and contractual provisions. The complaint does not seek monetary damages. Concurrent with the filing of the complaint, Visa and MasterCard announced they had reached an agreement settling the allegations in the complaint against them by agreeing to modifications in their rules prohibiting merchants that accept their cards from steering customers to use another network’s card, another type of card or another method of payment. In December 2010, the complaint filed by the DOJ and certain state attorneys general was amended to add as plaintiffs the Attorneys General from Arizona, Hawaii, Idaho, Illinois, Montana, Nebraska, New Hampshire, Rhode Island, Tennessee, Utah and Vermont. The State of Hawaii subsequently withdrew as a plaintiff. American Express’ response to the amended complaint was filed in early January 2011. This matter is being coordinated with other cases pending in the Eastern District of New York against American Express relating to the non-discrimination provisions in its merchant agreements, which cases are described below.

In September 2001, Hoffman, et al. v. American Express Travel Related Services Company, et al. was filed in the Superior Court of the State of California, Alameda County. Plaintiffs in that case claim that American Express erroneously charged Cardmember accounts in connection with its airflight insurance programs because in certain circumstances customers must request refunds, as disclosed in materials for the voluntary program. In January 2006, the court certified a class of American Express charge Cardmembers asserting claims for breach of contract and conversion under New York law, with a subclass of California residents asserting violations of California Business & Professions Code §§ 17200 and 17500, and a subclass of New York residents asserting violation of New York General Business Law § 349. American Express sought to compel arbitration of the claims of all non-California residents. The motion to compel arbitration was denied by the trial court, which decision was affirmed by the California Court of Appeal in July 2007. The case went to trial in November 2008 and January to February 2009. American Express was granted judgment on all counts. The plaintiffs have appealed the Superior Court’s decision and American Express has filed a protective notice of appeal to preserve certain legal issues; briefing on the appeal has been completed.

In addition, a case making the same factual allegations (purportedly on behalf of a different class of Cardmembers) as those in the Hoffman case is pending in the United States District Court for the Eastern District of New York, entitled Law Enforcement Systems v. American Express et al. That case was stayed pending the trial in the Hoffman action. After judgment was rendered for American Express in Hoffman, the plaintiff in Law Enforcement Systems asked the court to lift the stay and to allow plaintiff to obtain certain Cardmember information. The court denied the request. American Express has moved to dismiss the complaint in light of the decision in Hoffman and the failure to substitute an appropriate plaintiff in the case. The plaintiff subsequently filed a motion to add a new plaintiff. Both of those motions are pending. Further, on October 30, 2008, a putative class action on behalf of American Express credit Cardmembers making the same allegations as those raised in the Hoffman and Law Enforcement Systems cases was filed in the United States District Court for the Southern District of Florida, captioned Kass v. American Express Card Services, Inc., American Express Company and American Express Travel Related Services. On March 11, 2009, the Kass Court entered an order granting the joint motion of the parties to stay the case, and the court also administratively closed the case.

In June 2006, a putative class action captioned Homa v. American Express Company et al. was filed in the United States District Court for the District of New Jersey. The case alleges, generally, misleading and fraudulent advertising of the “tiered” “up to 5 percent” cash rebates with the Blue Cash card. The complaint initially sought certification of a nationwide class consisting of “all persons who applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present and who did not get the rebate or rebates provided for in the offer.” On December 1, 2006, however, plaintiff filed a First Amended Complaint dropping the nationwide class claims and asserting claims only on behalf of New Jersey residents who “while so residing in New Jersey, applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present.” The plaintiff seeks unspecified damages and other unspecified relief that the District Court deems appropriate. In May 2007, the District Court granted American Express’ motion to compel individual arbitration and dismissed the complaint. Plaintiff appealed that decision to the United States Court of Appeals for the Third Circuit, and in February 2009, the Third Circuit reversed the decision and remanded the case back to the District Court for further proceedings. In October 2009, a putative class action captioned Pagsolingan v. American Express Company, et al. was filed in the United States District Court for the Northern District of California. That case made allegations that were largely similar to those made in Homa, except that Pagsolingan alleged multiple theories of liability and sought to certify a nationwide class of “[a]ll persons who applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present and who did not get the rebate or rebates provided for in the offer.” In May 2010, plaintiffs voluntarily dismissed the Pagsolingan case in its entirety. Subsequently, in response to a request by American Express, the District Court stayed the Homa action pending the outcome of the case AT&T Mobility LLC v. Concepcion, which was subsequently decided by the United States Supreme Court in a manner that supports American Express’ position that its motion to compel arbitration should have been granted. American Express has renewed its motion to compel individual arbitration, and on August 30, 2011, the District Court granted the motion and reinstated its earlier order compelling individual arbitration. On September 22, 2011, plaintiff appealed to the Third Circuit. Briefing regarding that appeal is presently ongoing.

In June 2009, a putative class action, captioned Mesi v. American Express Centurion Bank, was filed in the United States District Court for the Central District of California. The complaint seeks to certify a class of American Express Cardmembers with billing addresses in 16 different states “whose interest rates on their outstanding balances were retroactively increased” by American Express. The complaint seeks, among other things, damages “in excess of $5,000,000” and unspecified injunctive relief. The complaint has been amended three times by plaintiff. On February 16, 2012, American Express filed a motion to compel arbitration and stay action.

In September 2010, a putative class action, captioned Meeks v. American Express Centurion Bank, was filed in Fulton County Superior Court, Georgia, alleging that plaintiff received unilateral interest rate increases despite alleged promises that the rate would remain fixed. In October 2010, American Express removed the matter to federal court. In October 2010, a First Amended Class Action Complaint was filed, which included three additional named plaintiffs. Plaintiffs assert claims for breach of contract, covenant of good faith and fair dealing, unconscionability, unjust enrichment, duress, violation of the New Jersey Consumer Fraud Act, violation of California’s Consumer Legal Remedies Act, violation of California’s Unfair Competition law, and violation of California’s False Advertising Act. Plaintiffs seek to certify a nationwide class of all American Express Cardmembers who received unilateral interest rate increases despite their accounts being in good standing. In November 2010, plaintiffs filed a motion seeking to remand the case from federal court back to state court, which the court denied in April 2011. In April 2011, American Express filed a motion to compel arbitration. On January 20, 2012, the District Court entered an order administratively closing the action pending further developments in a case captioned Ross v. American Express Company pending in the United States District Court for the Southern District of New York.

In October 2009, a putative class action, captioned Lopez, et al. v. American Express Bank, FSB and American Express Centurion Bank, was filed in the United States District Court for the Central District of California. The complaint seeks to certify a nationwide class of American Express Cardmembers whose interest rates were changed from fixed to variable in or around August 2009 or otherwise increased. American Express filed a motion to compel arbitration, and plaintiffs amended their complaint to limit the class to California residents only. American Express filed a revised motion to compel arbitration and a motion to dismiss the amended complaint. Both motions were denied by the court. Subsequently, in response to a request by American Express, the court stayed the action pending the outcome of the case captioned AT&T Mobility LLC v. Concepcion, which was subsequently decided by the United States Supreme Court in a manner that supports American Express’ position that its motion to compel arbitration should have been granted.

American Express is a defendant in the putative class action lawsuit entitled Karin O’Brien v. American Express Company, filed in the United States District Court for the Southern District of California on August 16, 2011. Plaintiff alleges American Express made telephone calls to her cellular phone without her prior express consent in an effort to collect missed payments. Plaintiff purports to assert her Telephone Consumer Protection Act claims on behalf of herself and all persons within the United States who, on or after August 16, 2007, received a non-emergency telephone call from American Express to a cellular telephone through the use of an automatic telephone dialing system or an artificial or prerecorded voice and who did not provide prior express consent for such calls. On October 12, 2011, American Express filed a motion to compel arbitration and stay action. Plaintiff seeks discovery in response to the arbitration motion, and the parties are awaiting a ruling on plaintiff’s motion to compel discovery.

American Express was named as a defendant in a putative class action captioned Khanna, et al. v. American Express Company, Trilegiant Corporation, Inc. et al., filed on September 7, 2011, in the United States District Court for the Southern District of New York. Plaintiffs alleged that American Express and other defendants worked with Trilegiant, an Internet-based provider of membership programs, clubs, and services, to defraud online consumers by charging their credit or debit card accounts via deceptive and unlawful marketing and sales practices. The suit asserted claims of unjust enrichment and violations of the federal RICO Act, and sought injunctive relief, restitution and/or disgorgement of amounts wrongfully charged, and unspecified damages. American Express filed a motion to compel arbitration, which the court granted in December 2011, and plaintiffs voluntarily dismissed the action.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Item 9B. Other Information.

Not Applicable.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10. Directors, Executive Officers and Corporate Governance.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of American Express Travel Related Services Company, Inc. (“TRS”), for itself and on behalf of its wholly-owned subsidiaries, Amex Card Services Company (“ACSC”), American Express Centurion Bank and American Express Bank, FSB, and TransCentra, Inc. (formerly known as Regulus Group LLC ), for itself and its wholly-owned subsidiaries (“TransCentra”) and The Bank of New York Mellon (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the American Express Issuance Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of and for the year ended December 31, 2011, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

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

Platform Level Reports

Regulations of the Securities and Exchange Commission (the “SEC”) require that each Servicing Participant complete a Report on Assessment at a “platform” level, meaning that the transactions covered by the Report on Assessment should include all asset backed securities transactions involving such Servicing Participant that are backed by the same asset type. During 2011, TRS’ proprietary facilities conducted paper payment remittance processing services and performed billing dispute services. TransCentra also performed paper payment remittance processing services at three locations in the United States. As a remittance processor, TransCentra is responsible for, among other services, transmitting payment information to TRS, which TRS in turn uses to update its account obligor records. In its Report on Assessment attached as Exhibit 33.2 to this Form 10-K, TransCentra defines its platform to include (i) remittance processing services it provides to customers who are issuers or servicers of asset backed securities transactions and (ii) who have requested confirmation of TransCentra’s compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions. In addition, eFunds Corporation (“eFunds”), a wholly-owned subsidiary of Fidelity National Information Services, Inc., also performs billing disputes services at its Gurgaon and Mumbai, India sites. Within guidelines prescribed by TRS, eFunds is responsible for all aspects of billing disputes, from front end capture of information to the resolution of disputes between cardmembers and merchants. The Bank of New York Mellon is Indenture Trustee of the Trust. In its Report on Assessment attached as Exhibit 33.3 to this Form 10-K, The Bank of New York Mellon defines its platform to include (i) publicly issued asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006), and (ii) for which The Bank of New York Mellon provides trustee, securities administration, or paying agent services, other than residential mortgage-backed securities and other mortgage-related asset-backed securities.

None of TRS or the Trust is an affiliate of TransCentra or The Bank of New York Mellon.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Each of TRS, ACSC, American Express Centurion Bank, American Express Bank, FSB and TransCentra has been identified by the registrant as a servicer or subservicer with respect to the pool assets held by the Trust. Each of them has provided a Statement of Compliance for the period covered by this Form 10-K (a “Compliance Statement”), in each case signed by an authorized officer thereof. Each Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1)	Not applicable.

	(2)	Not applicable.

	(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS ISSUANCE TRUST

By:	AMERICAN EXPRESS RECEIVABLES
FINANCING CORPORATION V LLC,
Depositor

By:	/s/ ANDERSON Y. LEE
Name:	Anderson Y. Lee
Title:	Vice President and Treasurer (senior officer in charge of securitization)

March 20, 2012

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (* indicates exhibits electronically filed herewith).

3.1	Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation V LLC (incorporated by reference to Exhibit 3.1 of Form S-3/A, filed June 24, 2005, File No. 333-121895-02).

4.1	American Express Issuance Trust Receivables Purchase Agreement, dated as of May 19, 2005, between American Express Centurion Bank and American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.1 of Form S-3/A, filed June 24, 2005, File No. 333-121895-02).

4.2	American Express Issuance Trust Amended and Restated Receivables Purchase Agreement, dated as of January 24, 2007, between American Express Centurion Bank and American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.1 of Form 8-K, filed February 8, 2007, File No. 333-121895-02).

4.3	American Express Issuance Trust Receivables Purchase Agreement, dated as of May 19, 2005, between American Express Bank, FSB and American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.2 of Form S-3, filed June 24, 2005, File No. 333-121895-02).

4.4	American Express Issuance Trust Amended and Restated Receivables Purchase Agreement, dated as of January 24, 2007, between American Express Bank, FSB and American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.2 of Form 8-K, filed February 8, 2007, File No. 333-121895-02).

4.5	American Express Issuance Trust Receivables Purchase Agreement, dated as of May 19, 2005, between American Express Travel Related Services Company, Inc. and American Express Receivables Financing Corporation V LLC (incorporated by reference to Exhibit 4.3 of Registration Statement of Form S-3, filed June 24, 2005, File No. 333-121895-02).

4.6	American Express Issuance Trust Trust Agreement, dated as of May 18, 2005, between American Express Receivables Financing Corporation V LLC and Wilmington Trust Company (incorporated by reference to Exhibit 4.4 of Form S-3/A, filed June 24, 2005, File No. 333-121895-02).

4.7	American Express Issuance Trust Amended and Restated Trust Agreement, dated as of November 1, 2007, between American Express Receivables Financing Corporation V LLC and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 of Form 8-K, filed November 6, 2007, File No. 333-121895-02).

4.8	Transfer and Servicing Agreement, dated as of May 19, 2005, among American Express Receivables Financing Corporation V LLC, American Express Travel Related Services Company, Inc., American Express Issuance Trust, and The Bank of New York (incorporated by reference to Exhibit 4.5 of Form S-3/A, filed June 24, 2005, File No. 333-121895-02).

4.9	Amended and Restated Transfer and Servicing Agreement, dated as of November 1, 2007, among American Express Receivables Financing Corporation V LLC, American Express Travel Related Services Company, Inc., American Express Issuance Trust and The Bank of New York (incorporated by reference to Exhibit 4.2 of Form 8-K, filed November 6, 2007, File No. 333-121895-02).

4.10	Indenture, dated as of May 19, 2005, between the American Express Issuance Trust and The Bank of New York (incorporated by reference to Exhibit 4.5 of Form S-3/A, filed June 24, 2005, File No. 333-121895-02).

4.11	Amended and Restated Indenture, dated as of November 1, 2007, between the American Express Issuance Trust and The Bank of New York (incorporated by reference to Exhibit 4.3 of Form 8-K, filed November 6, 2007, File No. 333-121895-02).

4.12	Series 2005-2 Indenture Supplement, dated as of September 16, 2005, to Indenture, dated as of May 19, 2005 (incorporated by reference to Exhibit 4.2 of Form 8-K filed by the American Express Issuance Trust on September 19, 2005, File No. 333-121895-02).

4.13	Series 2007-2 Indenture Supplement, dated as of November 1, 2007, to Amended and Restated Indenture, dated as of November 1, 2007 (incorporated by reference to Exhibit 4.5 of Form 8-K, filed November 6, 2007, File No. 333-121895-02).

4.14	Series 2010-A Indenture Supplement, dated as of December 15, 2010, to Amended and Restated Indenture, dated as of November 1, 2007 (incorporated by reference to Exhibit 4.5 of Form 8-K, filed November 6, 2007, File No. 333-121895-02).

4.15	Amendment to Indenture Supplements, dated as of March 5, 2008, between American Express Issuance Trust and The Bank of New York (incorporated by reference to Exhibit 4.1 of Form 8-K, filed March 14, 2008, File No. 333-121895-02).

4.16	Amendment to Indenture Supplements, dated as of February 11, 2009, between American Express Issuance Trust and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 of Form 8-K, filed February 12, 2009, File No. 333-121895-02).

4.17	Omnibus Amendment to Indenture Supplements, dated as of October 2, 2009, between American Express Issuance Trust and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 of Form 8-K, filed October 7, 2009, File No. 333-121895-02).

4.18	Omnibus Amendment to Indenture Supplements, dated as of March 2, 2010, between American Express Issuance Trust and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 of Form 8-K, filed March 3, 2010, File No. 333-121895-02).

31.1*	Certification of Anderson Y. Lee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from January 1, 2010 to and including December 31, 2011.

33.1*	Report on Assessment of Compliance with Servicing Criteria of American Express Travel Related Services Company, Inc. and Amex Card Services Company.

33.2*	Report on Assessment of Compliance with Servicing Criteria of TransCentra, Inc.

33.3*	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon.

34.1*	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to American Express Travel Related Services Company, Inc. and Amex Card Services Company.

34.2*	Attestation Report of KPMG on Assessment of Compliance with Servicing Criteria relating to TransCentra, Inc.

34.3*	Attestation Report of KPMG on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.

35.1*	Servicer Compliance Statement of American Express Travel Related Services Company, Inc.

35.2*	Servicer Compliance Statement of Amex Card Services Company.

35.3*	Servicer Compliance Statement of TransCentra, Inc.

35.4*	Servicer Compliance Statement of American Express Centurion Bank.

35.5*	Servicer Compliance Statement of American Express Bank, FSB.

99.1	Assignment No. 2 of Receivables in Aggregate Addition Accounts included in American Express Issuance Trust, dated as of November 21, 2008, between American Express Receivables Financing Corporation V LLC, as transferor, and American Express Issuance Trust (incorporated by reference to Exhibit 99.01 of Form 8-K, filed December 1, 2008, File No. 333-121895-02).

99.2	Assignment No. 3 of Receivables in Aggregate Addition Accounts included in American Express Issuance Trust, dated as of January 21, 2009, between American Express Receivables Financing Corporation V LLC, as transferor, and American Express Issuance Trust (incorporated by reference to Exhibit 99.01 of Form 8-K, filed January 28, 2009, File No. 333-121895-02).

99.3	Supplemental Servicing Agreement between American Express Travel Related Services Company, Inc. and American Express Centurion Bank, American Express Bank, FSB and American Express Receivables Financing Corporation V LLC, dated as of May 19, 2005 (incorporated by reference to Exhibit 4.8 of Form S-3/A, filed March 23, 2006, File No. 333-130522).

99.4	Form of Subservicing Agreement between American Express Travel Related Services Company, Inc. and Amex Card Services Company (incorporated by reference to Exhibit 4.11 of Form S-3/A, filed March 23, 2006, File No. 333-130522).

99.5	Remittance Processing Services Agreement between American Express Travel Related Services Company, Inc. and Regulus West LLC, dated as of October 25, 1999 (incorporated by reference to Exhibit 4.10 of Form S-3/A, filed March 30, 2006, File No. 333-130522).

99.6	Amendment No. 1, dated as of July 1, 2000, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10 of Form S-3/A, filed March 30, 2006, File No. 333-130522).

99.7	Amendment No. 2, dated as of June 1, 2002, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10 of Form S-3/A, filed March 30, 2006, File No. 333-130522).

99.8	Amendment Agreement Number FIL-05-6-MP01-03, dated October 24, 2005, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10 of Form S-3/A, filed March 30, 2006, File No. 333-130522).

99.9	Amendment Agreement Number FLL-05-6-MP01-04, dated as of March 22, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10.1 of Form S-3/A, filed March 23, 2006, File No. 333-130522).

99.10	Amendment Agreement Number FLL-05-6-MP01-05, dated as of March 29, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10.2 of Form S-3/A, filed March 30, 2006, File No. 333-130522).

99.11	Amendment Agreement Number NYC-0-06-2807, dated as of August 18, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed August 22, 2006, File No. 333-121895-02).

99.12	Amendment Number NYC-0-06-3581, dated on or about November 15, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed November 3, 2009, File No. 333-121895-02).

99.13	Amendment dated as of October 30, 2009, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed November 3, 2009, File No. 333-121895-02).

99.14	Amendment Agreement Number AMEND-CW170596, dated as of October 30, 2010, between American Express Travel Related Services Company, Inc. and Regulus West, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed February 2, 2012, File No. 333-121895-02).