Form 10-K/A
period 2012-12-31
American Express Receivables Financing CORP V LLC; American Express Issuance Trust
filed 2013-08-16
CIK 1311824, 1330769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition period from              to

Commission File Number of Issuing Entity: 333-158295-01; 333-121895-03

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of American Express Issuance Trust for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission (the “Commission”) on March 20, 2013 (the “Original Filing”), is being filed to replace the Supplemental Servicing Agreement among American Express Travel Related Services Company, Inc., American Express Centurion Bank, American Express Bank, FSB and American Express Receivables Financing Corporation V LLC (collectively, the “Parties”), dated as of May 19, 2005, which was incorporated by reference as Exhibit 99.3 to the Original Filing, with the Amended and Restated Supplemental Servicing Agreement among the Parties, dated as of March 30, 2010, which is filed as Exhibit 99.3 to this Amendment No. 1. The Exhibit Index attached hereto has been revised accordingly. In addition, at the request of the Commission, the original Commission File Number assigned to the issuing entity has been included on the cover to this Amendment No. 1.

Except as described above, no other changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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
Name: Anderson Y. Lee
Title: Vice President and Treasurer (senior officer in charge of securitization)

August 16, 2013

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference.

3.1	Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation V LLC (incorporated by reference to Exhibit 3.1 of Form S-3/A, filed June 24, 2005, File No. 333-121895-02).

4.1	American Express Issuance Trust Receivables Purchase Agreement, dated as of May 19, 2005, between American Express Centurion Bank and American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.1 of Form S-3/A, filed June 24, 2005, File No. 333-121895-02).

4.2	American Express Issuance Trust Amended and Restated Receivables Purchase Agreement, dated as of January 24, 2007, between American Express Centurion Bank and American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.1 of Form 8-K, filed February 8, 2007, File No. 333-121895-02).

4.3	American Express Issuance Trust Receivables Purchase Agreement, dated as of May 19, 2005, between American Express Bank, FSB and American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.2 of Form S-3, filed June 24, 2005, File No. 333-121895-02).

4.4	American Express Issuance Trust Amended and Restated Receivables Purchase Agreement, dated as of January 24, 2007, between American Express Bank, FSB and American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.2 of Form 8-K, filed February 8, 2007, File No. 333-121895-02).

4.5	American Express Issuance Trust Receivables Purchase Agreement, dated as of May 19, 2005, between American Express Travel Related Services Company, Inc. and American Express Receivables Financing Corporation V LLC (incorporated by reference to Exhibit 4.3 of Registration Statement of Form S-3, filed June 24, 2005, File No. 333-121895-02).

4.6	American Express Issuance Trust Trust Agreement, dated as of May 18, 2005, between American Express Receivables Financing Corporation V LLC and Wilmington Trust Company (incorporated by reference to Exhibit 4.4 of Form S-3/A, filed June 24, 2005, File No. 333-121895-02).

4.7	American Express Issuance Trust Amended and Restated Trust Agreement, dated as of November 1, 2007, between American Express Receivables Financing Corporation V LLC and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 of Form 8-K, filed November 6, 2007, File No. 333-121895-02).

4.8	Transfer and Servicing Agreement, dated as of May 19, 2005, among American Express Receivables Financing Corporation V LLC, American Express Travel Related Services Company, Inc., American Express Issuance Trust, and The Bank of New York (incorporated by reference to Exhibit 4.5 of Form S-3/A, filed June 24, 2005, File No. 333-121895-02).

4.9	Amended and Restated Transfer and Servicing Agreement, dated as of November 1, 2007, among American Express Receivables Financing Corporation V LLC, American Express Travel Related Services Company, Inc., American Express Issuance Trust and The Bank of New York (incorporated by reference to Exhibit 4.2 of Form 8-K, filed November 6, 2007, File No. 333-121895-02).

4.10	Indenture, dated as of May 19, 2005, between the American Express Issuance Trust and The Bank of New York (incorporated by reference to Exhibit 4.5 of Form S-3/A, filed June 24, 2005, File No. 333-121895-02).

4.11	Amended and Restated Indenture, dated as of November 1, 2007, between the American Express Issuance Trust and The Bank of New York (incorporated by reference to Exhibit 4.3 of Form 8-K, filed November 6, 2007, File No. 333-121895-02).

4.15	Amendment to Indenture Supplements, dated as of March 5, 2008, between American Express Issuance Trust and The Bank of New York (incorporated by reference to Exhibit 4.1 of Form 8-K, filed March 14, 2008, File No. 333-121895-02).

4.16	Amendment to Indenture Supplements, dated as of February 11, 2009, between American Express Issuance Trust and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 of Form 8-K, filed February 12, 2009, File No. 333-121895-02).

4.17	Omnibus Amendment to Indenture Supplements, dated as of October 2, 2009, between American Express Issuance Trust and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 of Form 8-K, filed October 7, 2009, File No. 333-121895-02).

4.18	Omnibus Amendment to Indenture Supplements, dated as of March 2, 2010, between American Express Issuance Trust and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 of Form 8-K, filed March 3, 2010, File No. 333-121895-02).

31.1*	Certification of Anderson Y. Lee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from January 1, 2012 to and including December 31, 2012.

33.1*	Report on Assessment of Compliance with Servicing Criteria of American Express Travel Related Services Company, Inc., Amex Card Services Company, American Express Centurion Bank and American Express Bank, FSB.

33.2*	Report on Assessment of Compliance with Servicing Criteria of TransCentra, Inc.

33.3*	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon.

34.1*	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to American Express Travel Related Services Company, Inc. and Amex Card Services Company.

34.2*	Attestation Report of KPMG on Assessment of Compliance with Servicing Criteria relating to TransCentra, Inc.

34.3*	Attestation Report of KPMG on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.

35.1*	Servicer Compliance Statement of American Express Travel Related Services Company, Inc.

35.2*	Servicer Compliance Statement of Amex Card Services Company.

35.3*	Servicer Compliance Statement of TransCentra, Inc.

35.4*	Servicer Compliance Statement of American Express Centurion Bank.

35.5*	Servicer Compliance Statement of American Express Bank, FSB.

99.1	Assignment No. 2 of Receivables in Aggregate Addition Accounts included in American Express Issuance Trust, dated as of November 21, 2008, between American Express Receivables Financing Corporation V LLC, as transferor, and American Express Issuance Trust (incorporated by reference to Exhibit 99.01 of Form 8-K, filed December 1, 2008, File No. 333-121895-02).

99.2	Assignment No. 3 of Receivables in Aggregate Addition Accounts included in American Express Issuance Trust, dated as of January 21, 2009, between American Express Receivables Financing Corporation V LLC, as transferor, and American Express Issuance Trust (incorporated by reference to Exhibit 99.01 of Form 8-K, filed January 28, 2009, File No. 333-121895-02).

99.3**	Amended and Restated Supplemental Servicing Agreement among American Express Travel Related Services Company, Inc., American Express Centurion Bank, American Express Bank, FSB and American Express Receivables Financing Corporation V LLC, dated as of March 30, 2010.

99.4	Form of Subservicing Agreement between American Express Travel Related Services Company, Inc. and Amex Card Services Company (incorporated by reference to Exhibit 4.11 of Form S-3/A, filed March 23, 2006, File No. 333-130522).

99.5	Remittance Processing Services Agreement between American Express Travel Related Services Company, Inc. and Regulus West LLC, dated as of October 25, 1999 (incorporated by reference to Exhibit 4.10 of Form S-3/A, filed March 30, 2006, File No. 333-130522).

99.6	Amendment No. 1, dated as of July 1, 2000, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10 of Form S-3/A, filed March 30, 2006, File No. 333-130522).

99.7	Amendment No. 2, dated as of June 1, 2002, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10 of Form S-3/A, filed March 30, 2006, File No. 333-130522).

99.8	Amendment Agreement Number FIL-05-6-MP01-03, dated October 24, 2005, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10 of Form S-3/A, filed March 30, 2006, File No. 333-130522).

99.9	Amendment Agreement Number FLL-05-6-MP01-04, dated as of March 22, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10.1 of Form S-3/A, filed March 23, 2006, File No. 333-130522).

99.10	Amendment Agreement Number FLL-05-6-MP01-05, dated as of March 29, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10.2 of Form S-3/A, filed March 30, 2006, File No. 333-130522).

99.11	Amendment Agreement Number NYC-0-06-2807, dated as of August 18, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed August 22, 2006, File No. 333-121895-02).

99.12	Amendment Number NYC-0-06-3581, dated on or about November 15, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed November 3, 2009, File No. 333-121895-02).

99.13	Amendment dated as of October 30, 2009, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed November 3, 2009, File No. 333-121895-02).

99.14	Amendment Agreement Number AMEND-CW170596, dated as of October 30, 2010, between American Express Travel Related Services Company, Inc. and Regulus West, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, filed February 2, 2012, File No. 333-121895-02).

*	Filed with our Form 10-K on March 20, 2013
**	Filed with this Form 10-K/A